Form 10-Q
period 1996-03-31
CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
filed 1996-05-15
CIK 820787

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14047

           CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                            OHIO                                            31-1218075
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                   Identification No.)

6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                                       43068
(Address of principal executive offices)                                    (Zip Code)

                                 (614) 759-1566
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---     ---

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                 Yes X   No
                                    ---     ---

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                      INDEX


PART I - FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1996 (Unaudited) and
                December 31, 1995 (Audited)...................................3
          Statements of Operations for the Three Months
                Ended March 31, 1996 and 1995 (Unaudited).....................4
          Statements of Partners' Equity for the Three Months
                Ended March 31, 1996 (Unaudited)............................. 5
          Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1995 (Unaudited)....................6
          Notes to the Financial Statements...................................7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.........................................9

PART II - OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS..................................................11

  Item 2. CHANGES IN SECURITIES..............................................11

  Item 3. DEFAULTS UPON SENIOR SECURITIES....................................11

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

  Item 5. OTHER INFORMATION..................................................11

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURES...................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
           MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)



                                                              March 31,        December 31,
                                                                1996              1995
                                                            ============       ============
                                ASSETS

Rental Properties:
   Buildings and Improvements                                $ 9,355,013       $ 9,355,013
   Personal Property                                             550,463           548,916
                                                             -----------       -----------
                                                               9,905,476         9,903,929
     Less Accumulated Depreciation                            (2,825,077)       (2,744,869)
                                                             -----------       -----------
                                                               7,080,399         7,159,060
   Land                                                          652,000           652,000
                                                             -----------       -----------
                                                               7,732,399         7,811,060

Cash                                                              87,889            74,082
Security Deposit Escrows                                          78,839            73,248
Tax and Insurance Escrows                                         76,441           105,826
Replacement Reserve                                              115,000           115,000
Marketable Securities (Note 2)                                   152,633           151,550
Accounts Receivable, Residents and Other                           6,758             9,180
Prepaid Expenses and Other Assets                                 38,297            43,535
                                                             -----------       -----------
                                                             $ 8,288,256       $ 8,383,481
                                                             ===========       ===========
                   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                             $    28,347       $    27,400
Accrued Liabilities                                               45,144            66,599
Accrued First Mortgage Interest                                   51,332            51,348
Residents' Security Deposits                                      71,652            68,399
Mortgage Notes Payable                                         7,588,210         7,638,332
                                                             -----------       -----------
                                                               7,784,685         7,852,078
                                                             -----------       -----------

Partners' Equity:
   General                                                        97,897            97,550
   Limited                                                       279,021           308,283
   Net unrealized holding gain on marketable securities          126,653           125,570
                                                             -----------       -----------
                                                                 503,571           531,403
                                                             -----------       -----------
                                                             $ 8,288,256       $ 8,383,481
                                                             ===========       ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                        3 Months Ended
                                                    -----------------------
                                                    March 31,     March 31,
                                                      1996          1995
                                                    =========     =========
Revenues:
   Rents                                            $614,898      $573,274
   Interest Income                                     2,390         3,711
   Other                                               3,972         8,927
                                                    --------      --------
     Total Revenues                                  621,260       585,912
                                                    --------      --------

Expenses:
   Operating Expenses                                247,572       213,033
   Interest Expense                                  153,748       147,141
   Depreciation and Amortization                      80,208        86,766
   Real Estate Taxes                                  27,961        30,214
   Maintenance                                        40,916        29,248
   Insurance                                           8,495         7,968
   Property Management Fees                           22,230        32,442
   Administrative Expenses                             5,405        10,365
                                                    --------      --------
     Total Expenses                                  586,535       557,177
                                                    --------      --------

Net Income                                          $ 34,725      $ 28,735
                                                    ========      ========


Net Income allocated to General Partner (1%)        $    347      $    287
                                                    ========      ========
Net Income allocated to Limited Partners (99%)      $ 34,378      $ 28,448
                                                    ========      ========

Net Income per Limited Partnership Unit:
Income before Extraordinary Item                    $   4.05      $   3.36
Extraordinary Gain from Reorganization                  0.00          0.00
                                                    --------      --------
Net Income                                          $   4.05      $   3.36
                                                    ========      ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)


                                                                                                 Net
                                                                                              Unrealized
                                                                                               Holding
                                  Limited Partnership Units:                                   Gain on
                                  ---------------------------     General        Limited      Marketable
                                    Class A        Class B        Partner        Partners     Securities       Total
                                  ============   ============   ============   ============  ============  =============

Balance, January 1, 1996                 6,525          1,953   $     97,550   $    308,283  $    125,570  $     531,403

Net Income                                                               347         34,378                       34,725

Distributions to Partners                                                           (63,640)                     (63,640)

Unrealized Holding Gain on
Marketable Securities                                                                               1,083          1,083
                                  ------------   ------------   ------------   ------------  ------------  -------------

Balance, March 31, 1996                  6,525          1,953   $     97,897   $    279,021  $    126,653  $     503,571
                                  ============   ============   ============   ============  ============  =============


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                         1996             1995
                                                       =========       =========
Cash Flows from Operating Activities:
   Net Income                                          $  34,725       $  28,735
   Adjustments to reconcile Net Income to Cash
     provided by Operating Activities:
     Depreciation and Amortization                        80,208          86,766
     Changes in Assets and Liabilities:
       Accounts Receivable, Residents and Other            2,422          (7,256)
       Prepaid Expenses                                    5,238         (29,789)
       Accounts Payable                                      632          62,857
       Accrued Liabilities                               (21,140)            991
       Accrued First Mortgage Interest                       (16)          5,099
                                                       ---------       ---------
Cash provided by Operating Activities                    102,069         147,403
                                                       ---------       ---------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                     (1,547)       (110,220)
   Increase in Security Deposit Escrow                    (5,591)           (755)
   Increase in Residents' Security Deposits                3,253           1,562
                                                       ---------       ---------
Cash used in Investing Activities                         (3,885)       (109,413)
                                                       ---------       ---------

Cash Flows from Financing Activities:
   Mortgage Principal Payments                           (50,122)        (62,566)
   Distribution to Limited Partners                      (63,640)       (163,482)
                                                       ---------       ---------
Cash used in Financing Activities                       (113,762)       (226,048)
                                                       ---------       ---------

Net Decrease in Cash and Cash Equivalents                (15,578)       (188,058)
Cash and Cash Equivalents, Beginning of Period           179,908         547,999
                                                       ---------       ---------

Cash and Cash Equivalents, End of Period               $ 164,330       $ 359,941
                                                       =========       =========
Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest                              $ 153,732       $ 142,042
                                                       =========       =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

       The accompanying financial statements, except for the Balance Sheet at December 31, 1995, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they contain all adjustments necessary to present fairly the financial position and results of operations of the Registrant. The financial statements should be read in conjunction with the Registrant's Form 10-K.

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Cardinal Industries Income Properties I Limited Partnership (the "Partnership"), an Ohio limited partnership, was formed July 28, 1987 for the purpose of acquiring from the predecessor of Cardinal Realty Services, Inc. (the "General Partner") and certain of its wholly-owned affiliates a 153-room Knights Inn Motel in Madison Heights, Michigan ("Motel"), a 119-unit Cardinal Retirement Village in Cuyahoga Falls, Ohio ("CRV") and Olivewood Apartments, a 150-unit residential apartment complex in Sterling Heights, Michigan ("Olivewood"). In 1987, the Partnership completed an offering of 6,525 units of limited partnership interest at a public offering price of $1,000 per unit for a total of $6,525,000. The net proceeds from the offering were used by the Partnership to purchase the above-mentioned properties from the General Partner and its affiliates. All material inter-project transactions and balances have been eliminated.

       On July 12, 1990, the Partnership filed a petition for relief under Chapter 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division (the "Bankruptcy Court"). On February 13, 1992, the Motel was transferred to its mortgagee in a consensual foreclosure proceeding. During 1993, the Partnership filed its First Amended Plan of Reorganization with the Bankruptcy Court (the "Plan of Reorganization" or "Plan"). The Plan was confirmed by the Bankruptcy Court on February 16, 1994 with an effective date of March 1, 1994. A final decree closing the bankruptcy proceeding was entered by the Bankruptcy Court, effective July 13, 1995. The Plan provides for the following treatment of limited partner interests.

       Limited Partner Interests

       Pursuant to the Plan of Reorganization, all 6,525 limited partnership units were redesignated as "Class B Units". Limited Partners holding Class B Units were then given the opportunity to exchange their Class B Units for "Class A Units" by contributing $30 per unit. In exchange for their capital contribution, Class A Unitholders would receive a preference on all cash distributions, profit, losses and credits allocated to Limited Partners until they receive distributions equal to their new capital contribution, plus a 20% cumulative annual return on the new capital. Limited Partners who exchanged their Class B Units for Class A Units were also given the opportunity to purchase additional Class A Units (which Class A Units were limited to 6,525 in the aggregate) by tendering an additional $30 per unit for each unit not acquired by other Limited Partners. As a result of the initial exchange, Limited Partners holding 4,572 Class B Units exchanged their Units for Class A Units, and certain of these Limited Partners subsequently purchased the remaining 1,953 Class A Units not purchased by the other Limited Partners holding Class B Units. Each Class A Unit receives nine times the allocations and distributions of each Class B Unit.

       Partners' Equity

       Profits and losses (as defined in the Partnership Agreement) from normal operations are to be allocated between the Limited Partners and the General Partner, 99% and 1%, respectively. In the event of a sale or liquidation of Partnership properties, the Partnership Agreement provides for special allocations of related gains or losses and cash distributions.

NOTE 2 - MARKETABLE SECURITIES

       The Partnership received shares of Cardinal Realty Services, Inc. (the "General Partner" or "Cardinal") common stock, without par value ("Cardinal Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at March 31, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to March 31, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

      The Partnership conducts the business and operations of Olivewood and CRV. The following discussion explains material changes in the Partnership's results of operations, comparing the three months ended March 31, 1996 and 1995 and significant developments affecting financial conditions since the end of 1995 and should be read in conjunction with the historical financial statements of the Partnership.

RESULTS OF OPERATIONS

      Total revenues for the first quarter of 1996 increased by approximately $35,000, or 6.0%, as compared to the first quarter of 1995. Increased rents were responsible for the improvement in revenues. The average rents for Olivewood and CRV for the three months ended March 31, 1996 were $477 and $1,191, respectively, as compared to $434 and $1,106, respectively, for the same period in 1995. The average rents for the two properties combined for the three months ended March 31, 1996 were $794, as compared to $733 for the same period in 1995. The average physical occupancy for the two properties combined for the three months ended March 31, 1996 was 95.9%, as compared to 97.4% for the same period in 1995.

      Total expenses for the first quarter of 1996 increased by approximately $29,000, or 5.3%, as compared to the same period in 1995. Operating expenses increased approximately $34,500 during the three months ended March 31, 1996, as compared to the same period in 1995, due to the higher cost of employee benefits. Interest expense increased by approximately $6,600 for the first three months of 1996, as compared to the same period in 1995, due to CRV having an upward interest rate adjustment on April 11, 1995, which increased the interest expense. Depreciation expenses decreased approximately $6,500, or 7.5%, for the first three months of 1996, as compared to the same period in 1995, due to the personal property of Olivewood being fully depreciated as of December 31, 1995 with the exception of a fax machine. Maintenance expenses increased approximately $11,700 in the first quarter of 1996, as compared to the same period in 1995, primarily due to increased spending for replacements such as tile, carpet, hot water tanks and painting. Property management fees decreased approximately $10,000, or 31.5%, due to a reduction in management fees for CRV. Previously, CRV's management contract required a payment of 5.5% of total revenues to its property manager (the "Manager"). The General Partner and the Manager are currently operating on a month-to-month contract whereby CRV pays $1,500 per month to the Manager and 1% of total revenues to Mr. Richard
Dunston, who is acting as a consultant for property operations, capital improvements and evaluation of potential management companies. Mr. Dunston is currently evaluating the need to upgrade CRV's current security systems. Mr. Dunston will continue in his capacity until a decision by the General Partner is reached to continue its relationship with the Manager or to employ another management company, which decision is expected to be made in the next six months. Administrative expenses decreased approximately $5,000 in the first three months of 1996, as compared to the same period in 1995, as a result of a decrease in audit fees in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of March 31, 1996 and December 31, 1995 and the Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

      The principal sources of liquidity for the Partnership are (i) cash and cash equivalents; and (ii) cash flow from operations. The Partnership anticipates that these sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for the next two years.

      Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $88,000 at March 31, 1996. An operating reserve in the amount of $115,000 continues to be maintained in accordance with the requirements of the Plan of Reorganization. The 8,660 shares of Cardinal Stock held by the Partnership had a fair market value of $152,633 based on the closing price of $17.625 as quoted by the Nasdaq National Market System on March 29, 1996, the last business day of the first quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock received by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act") or (b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

      The Partnership's major maintenance and replacement expenditures in the first three months of 1996 amounted to approximately $18,000, which amount was spent for carpet and tile replacement, cleaning draperies, hot water tanks, and furniture and appliance replacements. Management anticipates approximately $140,000 of major maintenance and replacement expenditures will be incurred for the balance of 1996. Management believes existing cash and cash flow from operations are adequate to meet the Partnership's capital needs.

                                     PART II


ITEM 1.           Legal Proceedings

                   None


ITEM 2.           Changes in Securities

                  None


ITEM 3.           Defaults upon Senior Securities

                  None


ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None


ITEM 5.           Other Information

                  None


ITEM 6.           Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP



                                      Cardinal Realty Services, Inc.,
                                      as General Partner



Dated May 15, 1996                    By: /s/ John B. Bartling, Jr.
                                          --------------------------------------
                                          John B. Bartling, Jr.
                                          President and Chief Executive Officer


Dated May 15, 1996                    By: /s/ David P. Blackmore
                                          --------------------------------------
                                          David P. Blackmore
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


Dated May 15, 1996                    By: /s/ Ronald P. Koegler
                                          --------------------------------------
                                          Ronald P. Koegler
                                          Vice President and Treasurer


Dated May 15, 1996                    By: /s/ Tamra L. Byers
                                          --------------------------------------
                                          Tamra L. Byers
                                          Vice President of Financial Operations