Form 10-Q
period 1996-06-30
CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
filed 1996-08-09
CIK 820787

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q


              / X / Quarterly Report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                    the quarterly period ended June 30, 1996
                                       or

              /   /  Transition Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-14047

           Cardinal Industries Income Properties I Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                                      31-1218075
- -------------------------------                                     ------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

6954 Americana Parkway, Reynoldsburg, Ohio                                43068
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (614) 759-1566
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                    Page 1 of 12 sequentially numbered pages

                            Exhibit Index on Page 11

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                      INDEX


PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Balance Sheets as of June 30, 1996 (Unaudited) and
                          December 31, 1995 (Audited).............................................................3
                    Statements of Operations for the Three and Six Months
                          Ended June 30, 1996 and 1995 (Unaudited)................................................4
                    Statement of Partners' Equity for the Six Months
                          Ended June 30, 1996 (Unaudited).........................................................5
                    Statements of Cash Flows for the Six Months
                          Ended June 30, 1996 and 1995 (Unaudited)................................................6
                    Notes to the Financial Statements.............................................................7

       Item 2.      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations...................................................................9

PART II - OTHER INFORMATION

       Item 1.      Legal Proceedings........................................................................... 11

       Item 2.      Changes in Securities......................................................................  11

       Item 3.      Defaults upon Senior Securities..............................................................11

       Item 4.      Submission of Matters to a Vote of Security Holders......................................... 11

       Item 5.      Other Information........................................................................... 11

       Item 6.      Exhibits and Reports on Form 8-K.............................................................11

Signatures.......................................................................................................12







                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
            JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)



                                                                            June 30,            December 31,
                                                                              1996                  1995
                                                                       ==================    ===================
                                ASSETS


Rental Properties:
   Buildings and Improvements                                          $        9,357,508    $         9,355,013
   Personal Property                                                              550,463                548,916
                                                                       ------------------    -------------------
                                                                                9,907,971              9,903,929
     Less Accumulated Depreciation                                             (2,905,285)            (2,744,869)
                                                                       ------------------    -------------------
                                                                                7,002,686              7,159,060
   Land                                                                           652,000                652,000
                                                                       ------------------    -------------------
                                                                                7,654,686              7,811,060

Cash                                                                              148,591                 74,082
Security Deposit Escrows                                                           74,495                 73,248
Tax and Insurance Escrows                                                          84,357                105,826
Replacement Reserve                                                               115,000                115,000
Marketable Securities (Note 2)                                                    171,035                151,550
Accounts Receivable, Residents and Other                                            5,598                  9,180
Prepaid Expenses and Other Assets                                                  23,837                 43,535
                                                                       ------------------    -------------------
                                                                       $        8,277,599    $         8,383,481
                                                                       ==================    ===================
                   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                       $           36,775    $            27,400
Accrued Liabilities                                                                51,414                 66,599
Accrued First Mortgage Interest                                                    51,328                 51,348
Residents' Security Deposits                                                       71,875                 68,399
Mortgage Notes Payable                                                          7,557,389              7,638,332
                                                                       ------------------    -------------------
                                                                                7,768,781              7,852,078
                                                                       ------------------    -------------------

Partners' Equity:
   General                                                                         97,766                 97,550
   Limited                                                                        265,997                308,283
   Net unrealized holding gain on marketable securities                           145,055                125,570
                                                                       ------------------    -------------------
                                                                                  508,818                531,403
                                                                       ------------------    -------------------
                                                                       $        8,277,599    $         8,383,481
                                                                       ==================    ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                               Three Months Ended                        Six Months Ended
                                                       -----------------------------------    -------------------------------------
                                                           June 30,           June 30,            June 30,            June 30,
                                                             1996               1995                1996                1995
                                                       =================   ===============    ================    =================
Revenues:
   Rents                                               $         609,574   $       570,735    $      1,224,472    $       1,144,008
   Interest Income                                                 2,782             3,728               5,172                7,439
   Other                                                           7,988             7,693              11,960               17,761
                                                       -----------------   ---------------    ----------------    -----------------
     Total Revenues                                              620,344           582,156           1,241,604            1,169,208
                                                       -----------------   ---------------    ----------------    -----------------

Expenses:
   Operating Expenses                                            277,835           210,311             525,407              420,190
   Interest Expense                                              153,171           156,888             306,919              304,029
   Depreciation and Amortization                                  80,208            86,766             160,416              173,532
   Real Estate Taxes                                              30,206            30,214              58,167               60,428
   Maintenance                                                    61,785            50,895             102,701               84,437
   Insurance                                                       6,329             7,661              14,824               15,629
   Property Management Fees                                       19,465            31,984              41,695               64,426
   Administrative Expenses                                         4,500            20,688               9,905               31,053
                                                       -----------------   ---------------    ----------------    -----------------
     Total Expenses                                              633,499           595,407           1,220,034            1,153,724
                                                       -----------------   ---------------    ----------------    -----------------

Net Income/(Loss) Before Reorganization Expenses                 (13,155)          (13,251)             21,570               15,484

Reorganization Expenses                                                0            22,774                   0               22,774
                                                       -----------------   ---------------    ----------------    -----------------
Net Income/(Loss)                                      $         (13,155)   $      (36,025)    $        21,570    $          (7,290)
                                                       =================   ===============    ================    =================

Net Income/(Loss) allocated to General Partner (1%)    $            (132)   $         (360)    $           216    $             (73)
                                                       =================   ===============    ================    =================
Net Income/(Loss) allocated to Limited Partners (99%)  $         (13,023)   $      (35,665)    $        21,354    $          (7,217)
                                                       =================   ===============    ================    =================



Net Income per Limited Partnership Unit:
Income/(Loss) before Reorganization Expense                       $(1.54)   $        (1.55)    $          2.52     $           1.81
Reorganization Expense                                              0.00              2.65                0.00                 2.66
                                                       -----------------   ---------------    ----------------    -----------------
Net Income/(Loss)                                                 $(1.54)   $        (4.20)    $          2.52     $          (0.85)
                                                       =================   ===============    ================    =================






                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


                                                                                                 Net
                                                                                              Unrealized
                                                                                               Holding
                                  Limited Partnership Units:                                   Gain on
                                  --------------------------      General        Limited      Marketable
                                    Class A        Class B        Partner        Partners     Securities       Total
                                  ============   ============   ============   ============  ============  =============

Balance, January 1, 1996                 6,525          1,953   $     97,550   $    308,283  $    125,570  $     531,403

Net Income                                                               216         21,354                       21,570

Distributions to Partners                                                           (63,640)                     (63,640)

Unrealized Holding Gain on
Marketable Securities                                                                              19,485         19,485
                                  ------------   ------------   ------------   ------------  ------------  -------------
Balance, June 30, 1996                   6,525          1,953   $    97,766    $    265,997  $    145,055  $     508,818
                                  ============   ============   ============   ============  ============  =============




















                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                      1996                 1995
                                                              ==================    =================
Cash Flows from Operating Activities:
   Net Income/(Loss)                                         $           21,570    $          (7,290)
   Adjustments to reconcile Net Income to Cash
     provided by Operating Activities:
     Depreciation and Amortization                                      160,416              173,532
     Changes in Assets and Liabilities:
       Accounts Receivable, Residents and Other                           3,582                  959
       Prepaid Expenses                                                  19,698                 (189)
       Accounts Payable                                                   9,375                8,418
       Accrued Liabilities                                              (15,185)              11,022
       Accrued First Mortgage Interest                                      (20)               5,675
                                                             ------------------    -----------------
Cash provided by Operating Activities                                   199,436              192,127
                                                             ------------------    -----------------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                                    (4,042)            (137,502)
   Increase in Security Deposit Escrow                                   (1,247)               1,401
   Increase in Residents' Security Deposits                               3,476               (1,560)
                                                             ------------------    -----------------
Cash used in Investing Activities                                        (1,813)            (137,661)
                                                             ------------------    -----------------

Cash Flows from Financing Activities:
   Mortgage Principal Payments                                          (80,943)             (90,249)
   Distribution to Limited Partners                                     (63,640)            (163,482)
                                                             ------------------    -----------------
Cash used in Financing Activities                                      (144,583)            (253,731)
                                                             ------------------    -----------------

Net Increase/(Decrease) in Cash and Cash Equivalents                     53,040             (199,265)
Cash and Cash Equivalents, Beginning of Period                          179,908              432,999
                                                             ------------------    -----------------

Cash and Cash Equivalents, End of Period                     $          232,948    $         233,734
                                                             ==================    =================
Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest                                    $          306,899    $         309,704
                                                             ==================    =================








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

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Cardinal Industries Income Properties I Limited Partnership (the "Partnership"), an Ohio limited partnership, was formed July 28, 1987 for the purpose of acquiring from the predecessor of Cardinal Realty Services, Inc. ("Cardinal" or the "General Partner") and certain of its wholly-owned affiliates a 153-room Knights Inn Motel in Madison Heights, Michigan ("Motel"), a 119-unit Cardinal Retirement Village in Cuyahoga Falls, Ohio ("CRV") and Olivewood Apartments, a 150-unit residential apartment complex in Sterling Heights, Michigan ("Olivewood"). In 1987, the Partnership completed an offering of 6,525 units of limited partnership interest at a public offering price of $1,000 per unit for a total of $6,525,000. The net proceeds from the offering were used by the Partnership to purchase the above-mentioned properties from the General Partner and its affiliates. All material inter-project transactions and balances have been eliminated.

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

       Reclassification

       The Statements of Operations for the three and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

NOTE 2 - MARKETABLE SECURITIES

       The Partnership received shares of Cardinal common stock, without par value ("Cardinal Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at June 30, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to June 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The Partnership conducts the business and operations of Olivewood Apartments of Sterling Heights, Michigan ("Olivewood") and Cardinal Retirement Village of Cuyahoga Falls, Ohio ("CRV"). The following discussion explains material changes in the Partnership's results of operations, comparing the three and six months ended June 30, 1996 and 1995 and significant developments affecting financial conditions since the end of 1995 and should be read in conjunction with the historical financial statements of the Partnership.

RESULTS OF OPERATIONS

      Total Revenues for the first six months of 1996 increased by approximately $72,400, or 6.2%, as compared to the first six months of 1995. Total Revenues for the second quarter of 1996 increased by approximately $38,200, or 6.6%, over the second quarter of 1995. Increased rents contributed an increase of approximately $80,500 and $39,000 to total revenues for the six and three month periods, respectively. The average rents for Olivewood and CRV for the three months ended June 30, 1996 were $482 and $1,160, respectively, as compared to $444 and $1,129, respectively, for the same period in 1995. The average physical occupancy for Olivewood and CRV for the three months ended June 30, 1996 was 98.2% and 90.2%, respectively, as compared to 98.2% and 91.3%, respectively, for the same period in 1995.

     Total Expenses for the first six months of 1996 increased by approximately $66,300, or 5.8%, as compared to the same period in 1995. Total Expenses for the second quarter of 1996 increased by approximately $38,100, or 6.4%, over the same period in 1995. Operating Expenses for the first six months of 1996 increased approximately $105,200, or 25.0%, as compared to the same period in 1995. Operating Expenses for the second quarter of 1996 increased by approximately $67,500, or 32.1%, as compared to the same period in 1995. This increase resulted from two factors: (1) the higher cost of employee benefits at CRV and (2) a non-recurring expense of approximately $22,000 resulting from an audit by the Ohio Bureau of Workers' Compensation (the "Bureau") on CRV. The audit determined that the calculations of amounts due to the Bureau were understated for 1993, 1994, and the first half of 1995. Maintenance Expenses for the first six months of 1996 increased approximately $18,200, or 21.6%, as compared to the same period in 1995. Maintenance expenses for the second quarter of 1996 increased approximately $10,900, or 21.4%, over the second quarter of 1995. This increase resulted from increased spending for replacement of tile, carpet, refrigerators, interior painting, replacement of the "Up and About" security system, and exterior painting and siding repair at CRV. During 1995, related expenditures completed at CRV focused primarily on the completion of the assisted-living wing and were capitalized. In contrast, repairs and maintenance in the first half of 1996 focused on interior replacement of carpet and painting. Property Management Fees decreased approximately $22,700, or 35.3%, for the first six months of 1996 as compared to the first six months of 1995. Previously, CRV's management contract required a payment of 5.5% of total revenues to its property manager (the "Manager"). The General Partner and the Manager are currently operating on a month-to-month contract whereby CRV pays $1,500 per month to the Manager and 1% of total revenues to Mr. Richard Dunston, who is acting as a consultant for property operations, capital improvements and evaluation of potential management companies. Mr. Dunston will continue in his capacity until a decision by the General Partner is reached to continue its relationship with the Manager or to employ another management company, which decision is expected to be made on or before January 31, 1997. Administrative Expenses decreased approximately $21,000, or 68%, for the first six months of 1996, as compared to the same period in 1995, as a result of a decrease in audit fees for 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of June 30, 1996 and December 31, 1995 and the Statements of Cash Flows for the six months ended June 30, 1996 and 1995.

      The principal  sources of liquidity for the  Partnership  are (i) cash and cash equivalents; and (ii) cash flow from operations. The Partnership anticipates that these sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for the next two years.

     Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $149,000 at June 30, 1996. A Replacement Reserve in the amount of $115,000 continues to be maintained in accordance with the requirements of the Plan of Reorganization. The 8,660 shares of Cardinal Stock held by the Partnership had a fair market value of approximately $170,000 on June 30, 1996 based on the closing price of $19.75 as quoted by the Nasdaq National Market System on the last business day of the second quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock received by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or
(b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, since Cardinal is the General Partner of the
Partnership, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

     The Partnership's major maintenance and replacement expenditures in the first six months of 1996 amounted to approximately $49,000, which amount was spent for carpet and tile replacement, cleaning draperies, hot water tanks, and furniture and appliance replacements, replacement of the "Up and About" security system, and vinyl siding repairs. Management anticipates approximately $124,000 of major maintenance and replacement expenditures will be incurred for the balance of 1996. Management believes existing cash and cash flow from operations are adequate to meet the Partnership's capital needs.

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



                                      CARDINAL INDUSTRIES INCOME PROPERTIES I
                                                LIMITED PARTNERSHIP



                                            Cardinal Realty Services, Inc.,
                                            as General Partner



Dated August 9, 1996             By:   /s/ John B. Bartling, Jr.
                                    --------------------------------------------
                                         John B. Bartling, Jr.
                                          President and Chief Executive Officer


Dated August 9, 1996             By:   /s/ David P. Blackmore
                                    --------------------------------------------
                                          David P. Blackmore
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


Dated August 9, 1996             By:   /s/ Ronald P. Koegler
                                    --------------------------------------------
                                          Ronald P. Koegler
                                          Vice President and Treasurer


Dated August 9, 1996             By:   /s/ Tamra L. Byers
                                    --------------------------------------------
                                          Tamra L. Byers
                                          Vice President of Financial Operations