Form 10-Q
period 1996-09-30
CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
filed 1996-11-14
CIK 820787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 (Mark one)

                  |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                  | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14047

                      ------------------------------------


           CARDINAL INDUSTRIES INCOME  PROPERTIES I LIMITED  PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            OHIO                                               31-1218075
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             6954 AMERICANA PARKWAY
                            REYNOLDSBURG, OHIO 43068
           (Address of principal executive offices including zip code)

                                 (614) 759-1566

              (Registrant's telephone number, including area code)

                      ------------------------------------


Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check X whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
           ---   ---


                    Page 1 of 13 sequentially numbered pages

                            Exhibit Index on page 11.



================================================================================

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                      INDEX


PART I - FINANCIAL INFORMATION

       Item 1.      FINANCIAL STATEMENTS                                                             Page No.

                    Balance Sheets as of September 30, 1996 (Unaudited) and
                          December 31, 1995 (Audited)......................................................3
                    Statements of Operations for the Three and Nine Months
                          Ended September 30, 1996 and 1995 (Unaudited)....................................4
                    Statement of Partners' Equity for the Nine Months
                          Ended September 30, 1996 (Unaudited)............................................ 5
                    Statements of Cash Flows for the Nine Months
                           Ended September 30, 1996 and 1995 (Unaudited)...................................6
                    Notes to the Financial Statements......................................................7

       Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS............................................................9

PART II - OTHER INFORMATION

       Item 1.      LEGAL PROCEEDINGS.................................................................... 11

       Item 2.      CHANGES IN SECURITIES...............................................................  11

       Item 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................11

       Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 11

       Item 5.      OTHER INFORMATION.................................................................... 11

       Item 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................11

SIGNATURES................................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
         SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)



                                                                           September            December 31,
                                                                              30,                   1995
                                                                              1996
                                                                       ------------------    -------------------
                               ASSETS

Rental Properties:
   Buildings and Improvements                                          $        9,357,508    $         9,355,013
   Personal Property                                                              551,589                548,916
                                                                       ------------------    -------------------
                                                                                9,909,097              9,903,929
     Less Accumulated Depreciation                                             (2,985,492)            (2,744,869)
                                                                       ------------------    -------------------
                                                                                6,923,605              7,159,060
   Land                                                                           652,000                652,000
                                                                       ------------------    -------------------
                                                                                7,575,605              7,811,060

Cash                                                                               83,708                 74,082
Security Deposit Escrows                                                           76,080                 73,248
Tax and Insurance Escrows                                                          66,973                105,826
Replacement Reserve                                                               115,000                115,000
Marketable Securities (Note 2)                                                    171,035                151,550
Accounts Receivable, Residents and Other                                              759                  9,180
Prepaid Expenses and Other Assets                                                  46,312                 43,535
                                                                       ------------------    -------------------
                                                                       $        8,135,472    $         8,383,481
                                                                       ==================    ===================
                   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                       $           22,330    $            27,400
Accrued Liabilities                                                                52,363                 66,599
Accrued First Mortgage Interest                                                    51,942                 51,348
Residents' Security Deposits                                                       73,714                 68,399
Mortgage Notes Payable                                                          7,476,995              7,638,332
                                                                       ------------------    -------------------
                                                                                7,677,344              7,852,078
                                                                       ------------------    -------------------

Partners' Equity:
   General                                                                         97,748                 97,550
   Limited                                                                        215,325                308,283
   Net unrealized holding gain on
   marketable securities                                                          145,055                125,570
                                                                       ------------------    -------------------
                                                                                  458,128                531,403
                                                                       ------------------    -------------------
                                                                       $        8,135,472    $         8,383,481
                                                                       ==================    ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                               Three Months Ended                       Nine Months Ended
                                                       -----------------------------------    -------------------------------------
                                                          September 30,     September 30,      September 30,       September 30,
                                                             1996               1995                1996                1995
                                                       -----------------   ---------------    ----------------    -----------------
Revenues:

   Rents                                               $         611,692   $       584,111    $      1,836,164    $       1,728,119
   Interest Income                                                 2,551             2,001               7,723                9,440
   Other                                                           5,246               318              17,206               18,079
                                                       -----------------   ---------------    ----------------    -----------------
     Total Revenues                                              619,489           586,430           1,861,093            1,755,638
                                                       -----------------   ---------------    ----------------    -----------------

Expenses:

   Operating Expenses                                            226,958           207,158             752,365              627,349
   Interest Expense                                              153,185           156,628             460,104              460,657
   Depreciation and Amortization                                  80,207            86,766             240,623              260,299
   Real Estate Taxes                                              30,207            30,121              88,374               90,548
   Maintenance                                                   104,460            79,500             207,161              163,937
   Insurance                                                       7,338             7,956              22,162               23,585
   Property Management Fees                                       16,613            31,793              58,308               96,219
   Administrative Expenses                                         2,242               932              12,147               31,985
                                                       -----------------   ---------------    ----------------    -----------------
     Total Expenses                                              621,210           600,854           1,841,244            1,754,579
                                                       -----------------   ---------------    ----------------    -----------------

Income/(Loss) before Reorganization Expenses                      (1,721)          (14,424)             19,849                1,059

Reorganization Expenses                                                0                 0                   0               22,774
                                                       -----------------   ---------------    ----------------    -----------------
Net Income/(Loss)                                      $          (1,721)  $       (14,424)   $         19,849    $         (21,715)
                                                       =================   ===============    ================    =================

Net Income/(Loss) allocated to General Partner (1%)    $             (17)  $          (144)   $            198    $            (217)
                                                       =================   ===============    ================    =================
Net Income/(Loss) allocated to Limited Partners (99%)  $          (1,704)  $       (14,280)   $         19,651    $         (21,498)
                                                       =================   ===============    ================    =================



Net Income per Limited Partnership Unit:
Income/(Loss) before Reorganization Expenses           $           (0.20)  $         (1.68)   $           2.32    $            0.12
Reorganization Expenses                                             0.00              0.00                0.00                (2.66)
                                                       -----------------   ---------------    ----------------    -----------------
Net Income/(Loss)                                      $           (0.20)   $        (1.68)   $           2.32    $           (2.54)
                                                       =================   ===============    ================    =================




                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                                                 Net
                                                                                              Unrealized
                                      Limited Partnership                                      Holding
                                            Units                                              Gain on
                                  ---------------------------     General        Limited      Marketable
                                    Class A        Class B        Partner        Partners     Securities       Total
                                  ------------   ------------   ------------   ------------  ------------  -------------

Balance, January 1, 1996                 6,525          1,953   $     97,550   $    308,283  $    125,570  $     531,403


Net Income                                                               198         19,651                       19,849

Distributions to Partners                                                          (112,609)                    (112,609)

Unrealized Holding Gain on
Marketable Securities                                                                              19,485         19,485
                                  ------------   ------------   ------------   ------------  ------------  -------------

Balance, September 30, 1996              6,525          1,953   $     97,748   $    215,325  $    145,055  $     458,128
                                  ============   ============   ============   ============  ============  =============




















                        SEE NOTES TO FINANCIAL STATEMENTS

                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                September 30,          September 30,
                                                                     1996                 1995
                                                              ------------------    -----------------
Cash Flows from Operating Activities:
   Net Income/(Loss)                                          $           19,849    $         (21,715)
   Adjustments to reconcile Net Income/(Loss) to Cash
     provided by Operating Activities:
     Depreciation and Amortization                                       240,623              260,299
     Changes in Assets and Liabilities:
       Accounts Receivable, Residents and Other                            8,421                3,041
       Prepaid Expenses                                                   (2,777)             (24,550)
       Accounts Payable                                                   (5,070)               5,746
       Accrued Liabilities                                               (14,236)              (1,730)
       Accrued First Mortgage Interest                                       594                6,943
                                                              ------------------    -----------------
Cash provided by Operating Activities                                    247,404              228,034
                                                              ------------------    -----------------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                                     (5,168)            (144,868)
   Increase in Security Deposit Escrow                                    (2,832)              (1,592)
   Increase in Residents' Security Deposits                                5,315                  (40)
                                                              ------------------    -----------------
Cash used in Investing Activities                                         (2,685)            (146,500)
                                                              ------------------    -----------------

Cash Flows from Financing Activities:
   Mortgage Principal Payments                                          (161,337)            (152,720)
   Distribution to Limited Partners                                     (112,609)            (262,652)
                                                              ------------------    -----------------
Cash used in Financing Activities                             $         (273,946)   $        (415,372)
                                                              ------------------    -----------------

Net (Decrease) in Cash, Tax and Insurance Escrows             $          (29,227)   $        (333,838)
Cash, Tax and Insurance Escrows, Beginning of Period          $          179,908    $         432,999
                                                              ------------------    -----------------
Cash, Tax and Insurance Escrows, End of Period                $          150,681    $          99,161
                                                              ==================    =================

Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest                                     $          460,698    $         467,600
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

       Organization
       ------------

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

       Limited Partner Interests
       -------------------------

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

       Partners' Equity
       ----------------

       Profits and losses (as defined in the Partnership Agreement) from normal operations are to be allocated between the Limited Partners and the General
Partner, 99% and 1%, respectively. In the event of a sale or liquidation of Partnership properties, the Partnership Agreement provides for special allocations of related gains or losses and cash distributions.

       RECLASSIFICATION
       ----------------

       The Statements of Operations for the three and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation, which is due to a reclassification of payroll expenses, between other income, operating expenses and maintenance expense.

NOTE 2 - MARKETABLE SECURITIES

       The Partnership received shares of Cardinal common stock, without par value ("Cardinal Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at September 30, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to September 30, 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       The Partnership conducts the business and operations of Olivewood Apartments of Sterling Heights, Michigan ("Olivewood") and Cardinal Retirement Village of Cuyahoga Falls, Ohio ("CRV"). The following discussion explains material changes in the Partnership's results of operations, comparing the three and nine months ended September 30, 1996 and 1995 and significant developments affecting the Partnership's financial condition since the end of 1995 and should be read in conjunction with the historical financial statements of the Partnership.

RESULTS OF OPERATIONS

       Total Revenues for the first nine months of 1996 increased by approximately $105,000, or 6.0%, as compared to the first nine months of 1995. Total Revenues for the third quarter of 1996 increased by approximately $33,000, or 5.6%, over the third quarter of 1995. Increased rents contributed an increase of approximately $108,000 and $27,500 to total revenues for the nine and three month periods, respectively. The average rents for Olivewood and CRV for the three months ended September 30, 1996 were $487 and $1,212, respectively, as compared to $454 and $1,146, respectively, for the same period in 1995. The average physical occupancy for Olivewood and CRV for the three months ended September 30, 1996 was 96.9% and 93.6%, respectively, as compared to 98.4% and 91.0%, respectively, for the same period in 1995.

       Total   Expenses  for  the  first  nine  months  of  1996   increased  by
approximately $87,000, or 4.9%, as compared to the same period in 1995. Total Expenses for the third quarter of 1996 increased by approximately $20,000, or 3.4%, over the same period in 1995. Operating Expenses for the first nine months of 1996 increased approximately $125,000, or 19.9%, as compared to the same period in 1995. Operating Expenses for the third quarter of 1996 increased by approximately $19,800, or 9.6%, as compared to the same period in 1995. The year-to-date increase resulted from two factors: (1) the higher cost of employee benefits at CRV and (2) a non-recurring expense of approximately $22,000 resulting from an audit by the Ohio Bureau of Workers' Compensation (the "Bureau") on CRV. The audit determined that the calculations of amounts due to the Bureau were understated for 1993, 1994, and the first half of 1995.
Maintenance Expenses for the first nine months of 1996 increased approximately $43,000, or 26.4%, as compared to the same period in 1995. Maintenance expenses for the third quarter of 1996 increased approximately $25,000, or 31.4%, over the third quarter of 1995. The year-to-date increase resulted from increased spending for replacement of tile, carpet, refrigerators, interior painting, replacement of the "Up and About" security system at CRV, and exterior painting and siding repair at CRV. During 1995, related expenditures completed at CRV focused primarily on the completion of the assisted- living wing and were capitalized. In contrast, repairs and maintenance in the first nine months of 1996 focused on interior replacement of carpet and exterior painting. Property Management Fees decreased approximately $37,900, or 39.4%, for the first nine months of 1996 as compared to the first nine months of 1995. Property Management Fees for the third quarter of 1996 decreased approximately $15,000, or 47.7%, over the third quarter of 1995. Previously, CRV's management contract required a payment of 5.5% of total revenues to its property manager (the "Manager"). In 1996, the General Partner and the Manager have operated on a month-to-month contract whereby CRV paid $1,500 per month to the Manager (less than 1% of total revenues) and 1% of total revenues to Mr. Richard Dunston, who acted as a consultant for property operations, capital improvements and evaluation of potential management companies. Mr. Dunston's final payment was made in July of this year. Administrative Expenses decreased approximately $19,800, or 62.0%, for the first nine months of 1996, as compared to the same period in 1995, as a result of a decrease in audit fees for 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of September 30, 1996 and December 31, 1995 and the Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

       The principal sources of liquidity for the Partnership are (i) cash and cash equivalents; and (ii) cash flow from operations. The Partnership anticipates that these sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for the next two years.

       Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $84,000 at September 30, 1996. A Replacement Reserve in the amount of $115,000 continues to be maintained in accordance with the requirements of the Plan of Reorganization. The 8,660 shares of Cardinal Stock held by the Partnership had a fair market value of approximately $170,000 on September 30, 1996 based on the closing price of $19.75 as quoted by the Nasdaq National Market System on the last business day of the third quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock received by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or (b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, since Cardinal is the General Partner of the Partnership, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

       The Partnership's major maintenance and replacement expenditures in the first nine months of 1996 amounted to approximately $115,000, which amount was spent for carpet and tile replacement, cleaning draperies, hot water tanks, furniture and appliance replacements, an upgrade of the nurse call station at CRV, vinyl siding repairs, and exterior painting. Management anticipates approximately $17,600 of major maintenance and replacement expenditures will be incurred for the balance of 1996. Management believes existing cash and cash flow from operations are adequate to meet the Partnership's capital needs.

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

                  None


ITEM 5.           Other Information

                  None


ITEM 6.           Exhibits and Reports on Form 8-K

                    (a)    Exhibits



  EXHIBIT                                                                                SEQUENTIAL
    NO.                              DESCRIPTION                                            PAGE
-----------     -----------------------------------------------------    ------------------------------------------
    27          Financial Data Schedule                                  Filed as an Exhibit to this Form 10-Q
                                                                         on page 13.



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



                     CARDINAL INDUSTRIES INCOME PROPERTIES I
                               LIMITED PARTNERSHIP



                          By:     Cardinal Realty Services, Inc.,
                                  as General Partner



Dated November 14, 1996   By:  /s/ Mark D. Thompson
                               ----------------------------------
                                   Mark D. Thompson
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)


Dated November 14, 1996  By:  /s/ Ronald P. Koegler
                               ----------------------------------
                                  Ronald P. Koegler
                                  Vice President and Controller


Dated November 14, 1996  By:  /s/ Tamra L. Byers
                               ----------------------------------
                                  Tamra L. Byers
                                  Vice President of Financial Operations