Form 10-K/A
period 1995-12-31
CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
filed 1997-01-07
CIK 820787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      Commission file number: 0-14047
DECEMBER 31, 1995

           CARDINAL INDUSTRIES INCOME PROPERTIES I LIMITED PARTNERSHIP
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                                31-1218075
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                               43068
------------------------------------------                              --------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (614) 759-1566

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes  X   No
                                        ---     ---

Documents incorporated by reference:  NONE



                                   Page  1   of  4
                                        ---     ---

                              PRELIMINARY STATEMENT
                              ---------------------



         This Form 10-K/A is being filed by Cardinal Industries Income Properties I Limited Partnership (the "Partnership") in order to correct an erroneous number previously reported in Part II, Item 6 Selected Financial Data of the Partnership's Annual Report on Form 10-K for its fiscal year ended December 31, 1995. In particular, the erroneous number relates to the cash distributions in 1995 per Class A limited partnership unit, which number should read $38.96, not $130.16. In accordance with the rules of the Securities and Exchange Commission, the Partnership has amended and restated in its entirety
Part II, Item 6 Selected Financial Data of its previously filed Annual Report on Form 10-K for its fiscal year ended December 31, 1995 under cover of this Form 10-K/A.

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

         The information below should be read in conjunction with the FINANCIAL STATEMENTS AND NOTES THERETO AND ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

         The table set forth below provides a variety of statistical information about the Registrant for the years ended December 31, 1995, 1994, 1993 and 1992:



                                                                           UNAUDITED            UNAUDITED
                                         1995             1994                1993                1992
                                     =============   ===============   ==================  ===================

Rent Revenues                        $   2,311,629   $    2,195,581    $       2,160,858   $        1,973,082
Net income/(loss)                           (5,950)         237,721             (107,033)            (369,481)
Net income/(loss) per limited
partnership unit (8,478 total units
in 1994 and 1995 and 6,525 units in
1993 and 1992)                               (0.69)           27.76               (16.24)              (56.06)

Total assets                         $   8,383,481   $    8,768,525    $       9,159,202   $        9,320,961
Mortgage debt                            7,638,332        7,820,839            7,921,000            7,921,000

Cash distributions per limited
partnership unit:
 6,525 Class A Units                        $38.96           $33.75                  N/A                  N/A
 1,953 Class B Units                         $4.33            $0.00                  N/A                  N/A
 6,525 units                                   N/A              N/A                $0.00                $0.00


                                   SIGNATURES

         Pursuant to requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       CARDINAL INDUSTRIES INCOME PROPERTIES I
                                               LIMITED PARTNERSHIP

                                       By:       Cardinal Realty Services, Inc.,
                                                 As General Partner


Date: January 7, 1997                  By: /s/ Mark D. Thompson
                                       --------------------------
                                       Mark D. Thompson
                                       Executive Vice President and
                                       Chief Financial Officer


Date: January 7, 1997                  By:  /s/ Ronald P. Koegler
                                       --------------------------
                                       Ronald P. Koegler
                                       Vice President and Controller


Date: January 7, 1997                   By:  /s/ Tamra L. Byers
                                       --------------------------
                                       Tamra L. Byers
                                       Vice President of Financial Operations